Form 10-Q
period 1998-06-30
ENFINITY CORP
filed 1998-09-18
CIK 1061441

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  -------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from              to
                                   -------------    ----------------

                    Commission file number 1-14313
                                           -------

                              ENFINITY CORPORATION
                              --------------------

        Delaware                                                 59-3475197
--------------------------------------------------------------------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)

400 Lake Ridge Drive                                      Smyrna, Georgia  30082
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip code)

Registrant's telephone number, including area code                (770) 431-1470

-------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                         if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [ ]     No [X] *

* Registrant has been subject to such filing requirements since August 4, 1998.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

  The number of shares outstanding of the registrant's Common Stock, par value $.01 per share (which is the only outstanding class of the registrant's common stock), was 1,101,481 shares at September 18, 1998.

                              ENFINITY CORPORATION

                                      INDEX

                                                                                     Page
                                                                                     ----
Part I Financial Statements
      Item 1  Financial Statements
          General Information......................................................   1
          Financial Statements
            Enfinity Corporation
              Balance Sheets as of December 31, 1997,
                June 30, 1998 and Pro Forma as of
                June 30, 1998.......................................................  2
              Statements of Operations for the Three Months Ended June 30, 1998,
                the Six Months Ended June 30, 1998, Pro Forma for the Three
                Months Ended June 30, 1997 and 1998 and Pro Forma for the Six
                Months Ended June 30, 1997 and June 30, 1998........................  3
              Statement of Cash Flows for the Six Months
                 Ended June 30, 1998................................................  4
              Notes to Financial Statements.........................................  5-7
            Brandt Mechanical Services, Inc.
              Balance Sheets as of December 31, 1997 and
                June 30, 1998.......................................................  8
              Statements of Operations for the Three Months
                Ended June 30, 1997 and 1998 and for the Six
                Months Ended June 30, 1997 and 1998.................................  9
              Statements of Cash Flows for the Six Months
                Ended June 30, 1997 and 1998........................................  10
              Notes to Financial Statements.........................................  11

      Item 2  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.........................  12-14

      Item 3  Quantitative and Qualitative Disclosures About
                 Market Risk........................................................  14

Part II  Other Information
      Item 6  Exhibits and Reports on Form 8-K
      Signature.....................................................................  15


                                       (i)

                              ENFINITY CORPORATION
                          PART I FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

   GENERAL INFORMATION

   Enfinity Corporation, a Delaware corporation, ("Enfinity"), was founded in 1997 to become a national provider of energy and indoor environmental systems and services to commercial, industrial and institutional clients. Enfinity intends to provide a broad range of services throughout the life cycle of a client's energy and indoor environmental systems, including: (i) maintenance, repair and replacement; (ii) design, engineering and installation; and (iii) on-site and off-site management of building systems, including control and monitoring systems.

   Effective May 14, 1998, Enfinity signed definitive agreements to acquire all of the outstanding capital stock of eight companies (the "Founding Companies") that specialize in providing environmental systems and services to a broad range of clients. The Founding Companies consist of Brandt Mechanical Services, Inc. ("Brandt"), Air Systems, Inc.("Air Systems"), Energy Systems Industries, Inc. ("Energy Systems"), New England Mechanical Services, Inc. ("NEMSI"), Lee Company ("Lee"), Hill York Corporation and Hill York Service Corporation ("Hill York"), Mechanical Services of Orlando, Inc. ("Mechanical Services"), and Aircond Corp. ("Aircond"). These acquisitions (the "Mergers") are intended to occur simultaneously with the closing of an initial public offering of Enfinity's Common Stock (the "Offering") and will be accounted for using the purchase method of accounting. In accordance with the provisions of Staff Accounting Bulletin No. 97, Brandt is deemed to be the accounting acquiror as its stockholders will receive the largest portion of the voting rights in the combined corporation. The pro forma allocations of purchase prices to assets to be acquired and liabilities to be assumed of the Founding Companies have been based on preliminary estimates of fair value and may be changed as additional information becomes available.

   Historical and pro forma operating results for interim periods are not necessarily indicative of full year results. The financial statements in this report should be read in conjunction with the following additional information in Enfinity's Registration Statement on Form S-1 (Reg. No. 333-52671), as amended (the "Registration Statement"), filed with the Securities and Exchange Commission in connection with the Offering: (i) the pro forma combined financial statements of Enfinity and related notes thereto; (ii) the financial statements of Enfinity and the Founding Companies and related notes thereto; and (iii) Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              ENFINITY CORPORATION
                                 BALANCE SHEETS
                                 (In thousands)

                                                                  Enfinity Corporation            Pro Forma
                                                              -----------------------------       Combined
                                                              December 31,      June 30,           June 30,
                                                                 1997            1998               1998
                                                              ------------     ---------           ---------
                                                                              (Unaudited)         (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                  $    20          $    73           $  10,012
    Accounts receivable, net                                       -               -                 84,267
    Cost and estimated earnings in excess
       of billings on uncompleted contracts                        -               -                 12,759
    Inventories                                                    -               -                  2,473
    Due from related parties and
       stockholders                                                -               -                    674
    Prepaid expenses and other current
       assets                                                      -               -                  2,114
    Deferred income taxes                                          -               -                  2,326
                                                               -------          -------           ---------
          Total current assets                                      20               73             114,625
Property and equipment, net                                        -               -                 17,934
Goodwill                                                           -               -                115,767
Other assets                                                       -               -                  1,928
                                                               -------          -------           ---------
          Total assets                                         $    20          $    73           $ 250,254
                                                               =======          =======           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term debt                                            $   -            $  -              $  13,157
    Accounts payable and accrued expenses                          -               -                 38,281
    Billings in excess of costs and estimated
       earnings on uncompleted contracts                           -               -                 26,067
    Deferred revenue                                               -               -                  1,824
    Income taxes payable                                           -               -                  1,833
    Notes payable to stockholders' and related
       parties                                                      18               71                  71
                                                               -------          -------           ---------
          Total current liabilities                                 18               71              81,233
Long-term debt, net of current portion                             -               -                    367
Obligations under capital lease, net of current
    portion                                                        -               -                  4,016
Deferred income taxes                                              -               -                    833
Other long-term liabilities                                        -               -                  1,134
                                                               -------          -------           ---------
          Total liabilities                                         18               71              87,583
                                                               -------          -------           ---------

Stockholders' equity:
    Preferred stock, $.01 par value, 500,000
       shares authorized, no shares outstanding                    -               -                  -
    Common stock, $.01 par value, 49,000,000
        shares authorized, 552,074, 1,101,481
        and 17,345,452 shares outstanding, respectively            -               -                    173
    Additional paid-in capital                                       2            5,558             195,361
    Retained deficit                                               -             (5,556)            (32,863)
                                                               -------          -------           ---------
           Total stockholders' equity                                2                2             162,671
                                                               -------          -------           ---------

           Total liabilities and stockholders' equity          $    20          $    73           $ 250,254
                                                               =======          =======           =========


The accompanying notes are an integral part of these financial statements.

                                                                       ENFINITY CORPORATION
                                                                     STATEMENTS OF OPERATIONS
                                                              (In thousands, except share amounts)

                                                  Enfinity Corporation                         Pro Forma Combined
                                             -------------------------------  -----------------------------------------------------
                                                                                     Three Months                 Six Months
                                              Three Months      Six Months          Ended June 30,              Ended June 30,
                                             Ended June 30,   Ended June 30,  ------------------------    -------------------------
                                                  1998            1998            1997         1998           1997          1998
                                             --------------   --------------  -----------  -----------    -----------   -----------
                                                       (Unaudited)                  (Unaudited)                 (Unaudited)
Revenues                                        $  -            $  -          $    78,973  $   106,599    $   148,106   $   210,249
Cost of revenues                                   -               -               62,498       86,710        115,594       170,666
                                                -------         -------       -----------  -----------    -----------   -----------
       Gross profit                                -               -               16,475       19,889         32,512        39,583
Selling, general and administrative
   expenses                                        -               -               11,782       13,308         23,361        26,276
Employee stock compensation (non-
   recurring)                                     4,756           5,556              -            -               -           1,816
Amortization of goodwill, net                      -               -                  566          566          1,133         1,133
                                                -------         -------       -----------  -----------    -----------   -----------
   (Loss) income from operations                 (4,756)         (5,556)            4,127        6,015          8,018        10,358
Other (income) expense:
   Interest expense                                -               -                  372          450            683           956
   Interest income                                 -               -                  (38)         (68)          (117)         (158)
   Other, net                                      -               -                  (60)         (73)          (256)         (117)
                                                -------         -------       -----------  -----------    -----------   -----------
(Loss) income before provision for
   income taxes                                  (4,756)         (5,556)            3,853        5,706          7,708         9,677
Provision for income taxes                         -               -                1,768        2,509          3,536         4,324
                                                -------         -------       -----------  -----------    -----------   -----------
Net (loss) income                               $(4,756)        $(5,556)      $     2,085  $     3,197    $     4,172   $     5,353
                                                =======         =======       ===========  ===========    ===========   ===========
Net income per share-basic                                                    $      0.12  $      0.19    $      0.25   $      0.31
                                                                              ===========  ===========    ===========   ===========
Net income per share-diluted                                                  $      0.12  $      0.19    $      0.24   $      0.31
                                                                              ===========  ===========    ===========   ===========
Shares used in computing
   pro forma net income per share-basic                                        17,010,813   17,010,813     17,010,813    17,010,813
                                                                              ===========  ===========    ===========   ===========
Shares used in computing
   pro forma net income per share-diluted                                      17,056,135   17,056,135     17,056,135    17,056,135
                                                                              ===========  ===========    ===========   ===========


The accompanying notes are an integral part of these financial statements.

                              ENFINITY CORPORATION
                            STATEMENT OF CASH FLOWS
                      (In thousands, except share amounts)

                                                          Six Months
                                                         Ended June 30,
                                                             1998
                                                           ---------
                                                          (Unaudited)
Cash flows from operating activities:
    Net loss                                               $  (5,556)
    Adjustments to reconcile net loss to net
      cash provided by operating activities:
        Stock compensation                                     5,556
    Changes in operating liability:
        Payable to related parties                                53
                                                           ---------
        Net cash provided by operating activities                 53

Net increase in cash and cash equivalents                         53
Cash and cash equivalents, beginning of period                    20
                                                           ---------
Cash and cash equivalents, end of period                   $      73
                                                           =========


The accompanying notes are an integral part of these financial statements.

                              ENFINITY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1- BUSINESS AND ORGANIZATION

   Enfinity Corporation was founded in 1997 to provide energy and indoor environmental systems and services to commercial, industrial and institutional clients. Enfinity intends to acquire, in separate mergers (the "Mergers"), eight companies (the "Founding Companies") upon the consummation of the initial public offering (the "Offering") of its Common Stock. Unless otherwise indicated, all references to the "Company" include the Founding Companies, and references to "Enfinity" mean Enfinity Corporation prior to the consummation of the Mergers. Unless otherwise indicated, all share totals for the Common Stock of Enfinity or the Company herein, give effect to a 36,804.93-for-1 stock split effected in the form of a stock dividend on July 9, 1998 and Charter amendment related thereto.

   Enfinity has not conducted any operations, and all activities to date have related to the Offering and the Mergers. Enfinity's cash balances were generated from the initial capitalization of Enfinity and advances made by certain of its stockholders and the Founding Companies. There is no assurance that the pending Mergers discussed will be completed or that Enfinity will be able to generate future operating revenues.

NOTE 2-PRO FORMA FINANCIAL INFORMATION

   For financial statement purposes, Brandt Mechanical Services, Inc. ("Brandt") has been identified as the accounting acquiror. The Mergers will be accounted for using the purchase method of accounting.

   The pro forma financial information for the three months ended June 30, 1997 and 1998, includes the results of Enfinity Corporation combined with the Founding Companies as if the Mergers had occurred on January 1 of each respective period. This pro forma combined financial information includes the effects of (a) the Mergers, (b) the Offering, (c) establishment of liabilities for S Corporation and excess cash distributions in connection with the Mergers,
(d) certain reductions in salaries, bonuses and benefits to the former owners of the Founding Companies which they agreed would take effect as of the Mergers,
(e) amortization of goodwill resulting from the mergers and (f) the reductions in interest expense related to the repayment of debt in connection with the Mergers.

   The pro forma adjustments are based on estimates, available information and certain assumptions and may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's financial position or results of operations would actually have been if such transactions in fact had occurred on those dates and are not necessarily representative of the Company's financial position or results of operations for any future period. Since the Founding Companies are not under common control or management, historical combined results of operations may not be comparable to, or indicative of, future performance.

NOTE 3-UNAUDITED INTERIM FINANCIAL INFORMATION

   The regulations for unaudited interim financial statements such as those in this report allow certain information and footnotes required by generally accepted accounting principles for year end financial statements to be excluded. Enfinity believes all adjustments necessary for a fair presentation of these interim financial statements have been included and are of a normal and recurring nature. These interim statements should be read in conjunction with Enfinity's Registration Statement on Form S-1 (Reg. No. 333-52671) (the "Registration Statement").

NOTE 4-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   There were no significant changes in the accounting policies of the Company during the periods presented. For a description of these policies, refer to the Notes to Financial Statements of Enfinity and each of the Founding Companies included in Enfinity's Registration Statement.

NOTE 5-CREDIT FACILITY

   The Company has received a bank commitment for a revolving credit facility of up to $100 million. Although such revolving credit facility is expected to be available after the consummation of the Offering, there can be no assurance that the Company will be able to obtain such revolving credit facility or other financing it may need on terms the Company deems acceptable. It is expected that such facility, if obtained, will require the Company to comply with various loan covenants, including: (i) maintenance of certain financial ratios, including minimum tangible net worth; (ii) restrictions on additional indebtedness; and
(iii) restrictions on liens, guarantees, advances and dividends. Such facility is intended to be used for acquisitions, capital expenditures and general corporate purposes.

NOTE 6-MERGER OF THE FOUNDING COMPANIES

   Concurrently with and as a condition to the closing of the Offering, Enfinity will acquire all of the outstanding capital stock of the Founding Companies. The Mergers will be accounted for using the purchase method of accounting with Brandt being treated as the accounting acquiror in accordance with Staff Accounting Bulletin No. 97 and APB 16. The consideration to be paid to Brandt of $13.4 million in cash and $15.4 million in stock (valued at an assumed initial public offering price of $13.50, less a 20% discount from the assumed offering price due to restrictions on the transferability of the Common Stock issued to Founding Company stockholders), will be recorded as a distribution.

   The following table sets forth the consideration to be paid in (a) cash, (b) shares of Common Stock and (c) options to purchase shares of Common Stock to the stockholders of each of the Founding Companies. For purposes of computing the estimated purchase price for accounting purposes, the value of shares is based upon an assumed initial public offering price of $13.50, less a 20% discount from the assumed offering price due to restrictions on the transferability of the Common Stock to be acquired by the stockholders of the Founding Companies. The purchase price has been allocated to the assets and liabilities acquired based on their respective carrying values, as those are deemed to represent the fair market value of such assets and liabilities. The allocation of the purchase price is considered preliminary until such time as the closing of the Offering and the consummation of the Mergers. The Company does not anticipate that the final allocation of the purchase price will differ significantly from that presented.

                                               Value of        Value of        Total
Founding Company                Cash(l)         Shares         Options     Consideration
----------------                ------          ------         -------     -------------
Air Systems                     $18,932         $15,146        $1,103         $35,181
Energy Systems                    5,638           7,782        -               13,420
NEMSI                             8,085           9,086        -               17,171
Lee                              11,664          14,000        -               25,664
Hill York                         7,122           8,869        -               15,991
Mechanical Services               6,111           7,333        -               13,444
Aircond                           8,641          10,369        -               19,010
                                -------         -------        ------        --------
                                $66,193         $72,585        $1,103        $139,881
                                =======         =======        ======        ========

   (1) The number of shares of Common Stock to be issued to the stockholders of the Founding Companies is fixed. The cash amounts in the table above assume an initial public offering price per share of $13.50. If the initial public offering price per share is higher or lower than $13.50, the cash consideration will vary proportionately. For example, a $1.00 increase over such $13.50 initial public offering price will result in a $5.9 million increase (out of the $7.4 million of additional net proceeds) in the aggregate cash consideration paid to the Founding Company stockholders. Pursuant to the Merger Agreements, the aggregate cash consideration paid to such stockholders (including the stockholders of Brandt) will in no event be less than $73.6 million.

NOTE 7-CAPITAL STOCK

   In connection with its organization and initial capitalization, Enfinity issued 552,074 shares of Common Stock for nominal consideration.

   In February 1998, Enfinity issued 35,000 shares of Common Stock to a consultant for nominal consideration.

   Enfinity's compensation expense of $5.6 million for the six months ended June 30, 1998 resulted from the issuance of 514,407 shares of Common
Stock to certain employees.

   On July 9, 1998, the Board of Directors approved several actions in connection with the Offering. These actions included a 36,804.93-for-1 stock split which occurred prior to the effectiveness of Enfinity's Registration Statement. All Common Stock related information included in the financial statements has been adjusted to reflect this split.

NOTE 8-EARNINGS PER SHARE

   For historical periods through June 30, 1998, Enfinity's results of operations compared to its Common Stock result in earnings per share amounts that are not meaningful. As a result, historical earnings per share for these periods have not been presented.

   The shares used in computing pro forma basic net income per share include:
(i) 1,101,481 shares issued to consultants and to management of Enfinity; (ii) 8,243,971 shares to be issued to the stockholders of the Founding Companies in connection with the Mergers; and (iii) 7,665,361 shares representing the number of shares sold in the Offering necessary to pay the $79.6 million cash portion of the consideration for the Mergers, repay $6.1 million in indebtedness of the Founding Companies, pay distributions of $5.3 million to certain Founding Company stockholders, pay $1.3 million of liquidation value of preferred stock at Energy Systems and pay the underwriting discount and estimated expenses of the Offering. In addition, the number of shares used to compute pro forma diluted net income per share includes 45,321 shares (using the treasury stock method) related to dilution attributable to options to purchase Common Stock of the Company at an exercise price below the assumed initial public offering price. The options will be issued by the Company in exchange for existing options to purchase shares of Common Stock of one of the Founding Companies.

NOTE 9-INCOME TAXES

   Certain stockholders of the Founding Companies are taxed under the provisions of Subchapter S of the Internal Revenue Code of 1986, as amended. Under these provisions, the stockholders pay income taxes on their proportionate share of their companies' earnings. Because the stockholders were taxed directly, their companies paid no federal income tax and only certain state income taxes. In conjunction with the Mergers, these Founding Companies will pay federal corporate and state corporate income taxes.

   The Company intends to file a consolidated federal income tax return which includes the operations of the Founding Companies for periods subsequent to the merger date. The Founding Companies will each file a "short period" federal income tax return through their respective merger dates.

   The provision for income taxes included in the pro forma statements of operations for the three months and six months ended June 30, 1997 and 1998 is an estimate of the federal and state taxes that would have been applicable to the Company had the Mergers occurred at the beginning of each respective period. The tax rates indicated by these provisions differ from statutory federal and state rates primarily because amortization of goodwill related to the Mergers is not deductible for tax purposes.

NOTE 10-COMMITMENTS AND CONTINGENCIES

   The Company is involved in various legal proceedings that have arisen in the ordinary course of business. The Company does not believe that any of these proceedings will have a material adverse effect on the financial position or results of operations of the Company.

NOTE 11-NEW ACCOUNTING PRONOUNCEMENTS

ACCOUNTING FOR STOCK-BASED COMPENSATION
   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," allows entities to choose between a new fair value based method of accounting for employee stock options or similar equity instruments and the current intrinsic, value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"). Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting has been applied. The Company will provide pro forma disclosure of net income and earnings per share, as applicable, in the notes to future consolidated financial statements.

COMPREHENSIVE INCOME

   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The Statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. The Statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Enfinity adopted SFAS No. 130 in 1998 and it had no impact on its financial position or results of operations.

SEGMENT REPORTING

   In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. In general, such information must be reported for externally in the same manner used for internal management purposes. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997. In the initial year of adoption, comparative information for earlier years must be restated. Since SFAS No. 131 only requires disclosure of certain information, its adoption will not affect the Company's financial position or results of operations.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier adoption is permitted. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Recognition of changes in fair value depends on whether the derivative is designated and qualifies as a hedge, and the type of hedging relationship that exists. The Company does not currently hold any derivative instruments or participate in any hedging activities.

                        BRANDT MECHANICAL SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                                    December 31,      June 30,
                                                                                        1997            1998
                                                                                    -----------      ---------
                                                                                                    (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 4,120        $ 1,047
    Accounts receivable, net                                                            11,448         10,673
    Costs and earnings in excess of billings on uncompleted contracts                      523          1,626
    Inventories                                                                             49              7
    Prepaid expenses and other current assets                                                1            399
                                                                                       -------        -------
               Total current assets                                                     16,141         13,752
Property and equipment, net                                                                 49            357
Other assets                                                                               154           -
                                                                                       -------        -------
               Total assets                                                            $16,344        $14,109
                                                                                       =======        =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses                                              $ 4,854        $ 5,173
    Billings in excess of costs and estimated earnings on uncompleted contracts          5,421          3,750
                                                                                       -------        -------
               Total current liabilities                                                10,275          8,923
Negative goodwill                                                                        1,521          1,203
                                                                                       -------        -------
               Total liabilities                                                        11,796         10,126

Commitments and contingencies
Stockholders' equity:
    Common stock, $0.01 par value, Class A voting, 20,000 shares authorized,
        738 shares issued and outstanding; Class B nonvoting,
        20,000 shares authorized, 262 shares issued and outstanding                          1              1
    Additional paid-in capital                                                             -            1,455
    Retained earnings                                                                    4,547          2,527
                                                                                       -------        -------
               Total stockholders' equity                                                4,548          3,983
                                                                                       -------        -------
               Total liabilities and stockholders' equity                              $16,344        $14,109
                                                                                       =======        =======


The accompanying notes are an integral part of these financial statements.

                        BRANDT MECHANICAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                   Three Months Ended               Six Months Ended
                                                        June 30,                        June 30,
                                                -----------------------         -----------------------
                                                  1997            1998            1997            1998
                                                -------         -------         -------         -------
                                                     (Unaudited)                      (Unaudited)
Revenues                                        $12,532         $14,830         $20,079         $30,156

Cost of revenues                                 10,352          12,474          16,227          25,375
                                                -------         -------         -------         -------
        Gross profit                              2,180           2,356           3,852           4,781
Selling, general and administrative expenses      1,352           1,412           2,543           2,871
Employee stock compensation (non-recurring)          -            1,455              -            1,455
Accretion of negative goodwill                     (159)           (159)           (318)           (318)
                                                -------         -------         -------         -------
        Income (loss) from operations               987            (352)          1,627             773
Other (income) expense:
        Interest income, net                        (17)            (32)            (29)            (83)
        Other, net                                   (1)              3               1             (16)
                                                -------         -------         -------         -------
Income (loss) before provision for income taxes   1,005            (323)          1,655             872
Provision for income taxes                           -               -               -               -
                                                -------         -------         -------         -------
Net income (loss)                               $ 1,005         $  (323)        $ 1,655         $   872
                                                =======         =======         =======         =======


The accompanying notes are an integral part of these financial statements.

                        BRANDT MECHANICAL SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                              -----------------------
                                                                                                1997            1998
                                                                                              -------         -------
                                                                                                    (Unaudited)
Cash flows from operating activities:
    Net income                                                                                $ 1,655         $   872
    Adjustments to reconcile net income to net cash (used in) provided by operating activities:
           Depreciation expense                                                                    10               8
           Accretion of negative goodwill                                                        (318)           (318)
           Employee stock compensation                                                            -             1,455
    Changes in operating assets and liabilities:
           Accounts receivable                                                                 (1,065)            775
           Inventories                                                                            -                42
           Costs and estimated earnings in excess of billings on uncompleted contracts            123          (1,103)
           Prepaid expenses and other assets                                                      (31)           (244)
           Accounts payable and accrued expenses                                               (1,528)            319
           Billings in excess of costs and estimated earnings on uncompleted contracts            298          (1,671)
                                                                                              -------         -------
              Net cash (used in) provided by operating activities                                (856)            135
                                                                                              -------         -------
Cash flows from investing activities:
    Proceeds from sale  of property and equipment                                                  16             -
    Additions of property and equipment                                                           -              (316)
                                                                                              -------         -------
              Net cash provided by (used in) investing activities                                  16            (316)

Cash flows from financing activities:
    Payments of long-term debt                                                                    (43)            -
    Distributions to stockholders                                                                 -            (2,892)
                                                                                              -------         -------
              Net cash used in financing activities                                               (43)         (2,892)
Net decrease in cash and cash equivalents                                                        (883)         (3,073)
Cash and cash equivalents, beginning of period                                                  3,811           4,120
                                                                                              -------         -------
Cash and cash equivalents, end of period                                                      $ 2,928         $ 1,047
                                                                                              =======         =======
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                    $     8         $   -
                                                                                              =======         =======


The accompanying notes are an integral part of these financial statements.

                        BRANDT MECHANICAL SERVICES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1-BUSINESS AND ORGANIZATION

      Brandt Mechanical Services, Inc., ("Brandt"), founded in 1952, focuses on performing large design and build construction projects and turnkey industrial and special projects. Brandt primarily operates in Texas.

      Brandt and its stockholders intend to enter into a definitive agreement with Enfinity Corporation ("Enfinity"), pursuant to which all outstanding shares of Brandt's Common Stock will be exchanged for cash and shares of Enfinity Common Stock concurrently with the consummation of the initial public offering (the "Offering") of the Common Stock of Enfinity.

NOTE 2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    There were no significant changes in the accounting policies of Brandt during the periods presented. For a description of these policies, refer to the Notes to Financial Statements of Brandt included in the Registration Statement.

NOTE 3-UNAUDITED INTERIM FINANCIAL INFORMATION

    The interim financial information for the three month periods ended June 30, 1997 and 1998 and six month periods ended June 30, 1997 and 1998 has been prepared from the unaudited financial records of Brandt and in the opinion of management reflects all adjustments, consisting only of normal recurring items, necessary for a fair presentation of the financial position and results of operations and of cash flows for the interim period.

NOTE 4-NEW ACCOUNTING PRONOUNCEMENTS

    Effective January 1, 1996, Brandt adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accordingly, in the event that facts and circumstances indicate that property and equipment or other assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if a write-down to market value is necessary. Adoption of this standard did not have a material effect on the financial position or results of operations of Brandt.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supercedes and amends a number of existing standards. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, but earlier adoption is permitted. Upon initial application, all derivatives are required to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. Recognition of changes in fair value depends on whether the derivative is designated and qualifies as a hedge, and the type of hedging relationship that exists. Brandt does not currently hold any derivative instruments or participate in any hedging activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PRO FORMA COMBINED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $27.6 million, or 34.9%, from $79.0 million for three months ended June 30, 1997 to $106.6 million for three months ended June 30, 1998. This increase was primarily attributable to an increase of approximately $16.9 million in the design, engineering and installation business at Air Systems, Brandt, Lee, and Hill York, and $11.4 million in maintenance, repair and replacement services and on-site and off-site management of building systems at Brandt, Air Systems, Energy Systems, Lee, Hill York, and Aircond. These increases were partially offset by a $1.2 million decrease in the design, engineering and installation business at Mechanical Services due to several very large installation projects which were in process during three months ended June 30, 1997, as well as a slight decrease at NEMSI due to delays in the scheduled start dates of certain new projects.

         Gross Profit. Gross profit increased $3.4 million, or 20.7%, from $16.5 million for the three months ended June 30, 1997 to $19.9 million for the three months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 20.8% for the three months ended June 30, 1997 to 18.7% for the three months ended June 30, 1998, as a result of a significant increase in replacement and design, engineering and installation projects, which generally have lower margins than maintenance and repair services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million, or 13.0%, from $11.8 million for the three months ended June 30, 1997 to $13.3 million for the three months ended June 30, 1998. This increase was primarily attributable to the hiring of additional employees to support increased volume of transactions as well as increases in general and administrative expenses associated with revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased from 14.9% for the three months ended June 30, 1997 to 12.5% for the three months ended June 30, 1998 as revenues increased without a commensurate increase in infrastructure. In addition, a non-recurring employee stock compensation expense of $1.8 million was recorded for the three months ended June 30, 1998 due to a grant of stock to an executive at Energy Systems during such quarter.

PRO FORMA COMBINED RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $62.1 million, or 42.0%, from $148.1 million for six months ended June 30, 1997 to $210.2 million for six months ended June 30, 1998. This increase was primarily attributable to an increase of approximately $36.4 million in the design, engineering and installation business at Air Systems, Brandt, Lee, and Hill York, and $28.7 million in maintenance, repair and replacement services and on-site and off-site management of building systems at Brandt, Air Systems, Energy Systems, Lee, Hill York, and Aircond. These increases were partially offset by a $2.4 million decrease in the design, engineering and installation business at Mechanical Services due to several very large installation projects which were in process during six months ended June 30, 1997, as well as a slight decrease at NEMSI due to delays in the scheduled start dates of certain new projects.

         Gross Profit. Gross profit increased $7.1 million, or 21.7%, from $32.5 million for the six months ended June 30, 1997 to $39.6 million for the six months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 22.0% for the six months ended June 30, 1997 to 18.8% for the six months ended June 30, 1998, as a result of a significant increase in replacement and design, engineering and installation projects, which generally have lower margins than maintenance and repair services.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.9 million, or 12.5%, from $23.4 million for the six months ended June 30, 1997 to $26.3 million for the six months ended June 30, 1998. This increase was primarily attributable to the hiring of additional employees to support increased volume of transactions as well as increases in general and administrative expenses associated with revenue growth. As a percentage of revenues, selling, general and administrative expenses decreased from 15.8% for the six months ended June 30, 1997 to 12.5% for the six months ended June 30, 1998 as revenues increased without a commensurate increase in infrastructure. In addition, a non-recurring employee stock compensation expense of $1.8 million was recorded for the six months ended June 30, 1998 due to a grant of stock to an executive at Energy Systems during such quarter.

PRO FORMA COMBINED LIQUIDITY AND CAPITAL RESOURCES

         The Founding Companies' principal sources of liquidity have historically been cash flows from operating activities. After the consummation of the Mergers and the Offering, the Company will have approximately $10.0 million of cash. It is expected that certain short-term and long-term debt of the Founding Companies, totaling approximately $6.1 million as of June 30, 1998, will be repaid from the net proceeds of the Offering and approximately $1.3 million will be repaid by a stockholder of one of the Founding Companies.

         The Company has received a bank commitment for a revolving credit facility of up to $100.0 million. Although such revolving credit facility is expected to be available after the consummation of the Offering, there can be no assurance that the Company will be able to obtain such revolving credit facility or other financing it may need on terms the Company deems acceptable. It is expected that such facility, if obtained, will require the Company to comply with various loan covenants, including: (i) maintenance of certain financial ratios, including minimum tangible net worth; (ii) restrictions on additional indebtedness; and (iii) restrictions on liens, guarantees, advances and dividends. Such facility is intended to be used for acquisitions, capital expenditures and general corporate purposes.

         The Founding Companies' capital expenditures were $2.6 million for the six months ended June 30, 1998. Expenditures for the six months ended June 30, 1998 were primarily for the purchase of equipment. The Company believes that cash flow from operations, borrowings under the proposed credit facilities and the unallocated net proceeds of the Offering will be sufficient to fund the Company's expected working capital needs, debt service requirements and planned capital expenditures for at least the next 12 months.

         The Company intends to pursue selected acquisition opportunities. The timing or success of any acquisition efforts is unpredictable. Accordingly, the Company is unable to accurately estimate its expected capital commitments. Funding for future acquisitions will likely come from a combination of the net proceeds of the Offering, cash flow from operations, borrowings under anticipated revolving credit facilities and the issuance of additional equity. The Company plans to register 5,000,000 shares of its Common Stock under the Securities Act of 1933 after the completion of the Offering for use by the Company as consideration for future acquisitions. The contemplated offering of such 5,000,000 additional shares will be made only by means of a prospectus.

YEAR 2000 COMPLIANCE

         Each of the Founding Companies has conducted a review of its computer systems and devices with date-related functionality used in its business, and has taken, or is in the process of taking, all steps that it believes are necessary or appropriate to ensure that such systems and devices accurately process all dates, including those before, on or after January 1, 2000, without loss of functionality or performance.

         The Company estimates that the aggregate cost of investigating and remediating (where required) any Year 2000 issues relating to its businesses will be less than $1 million, of which the Company already incurred approximately $605,000. In most cases, the Company believes that the only remediation measures required to address the Year 2000 issue are widely available software upgrades for its purchase and accounting applications. The Company does not currently have information concerning the Year 2000 compliance of its clients and suppliers. Since the Company's computer systems interface with those of certain clients, the failure of such clients to achieve Year 2000 compliance could have a material adverse effect on the Company's business, financial condition or results of operations.

         Currently, certain of the Founding Companies' computer programs are partially Year 2000 non-compliant. The Company believes that it is taking all appropriate steps to ensure Year 2000 compliance and that all Founding Companies should be compliant by January 1999. The Company currently does not have a contingency plan to deal with Year 2000 problems that may arise in the future. The Company intends to create a contingency plan within the next six months. The Company does not anticipate that the Year 2000 problem will have a material adverse effect on its business, financial condition or results of operations.

BRANDT

RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $2.3 million, or 18.3%, from $12.5 million for the three months ended June 30, 1997 to $14.8 million for the three months ended June 30, 1998, primarily as a result of a higher level of service activity and an increase in the number of new installation projects.

         Gross Profit. Gross profit increased $176,000, or 8.1%, from $2.2 million for the three months ended June 30, 1997 to $2.4 million for the three months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 17.4% for the three months ended June 30, 1997 to 15.9% for the three months ended June 30, 1998, as a result of an increase in projects performed under cost-plus contracts, which generally have lower margins than design and build projects, and a significant increase in replacement and design, engineering and installation projects, which also generally have lower margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $60,000, or 4.4%, from $1.3 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 10.8% for the three months ended June 30, 1997 to 9.5% for the three months ended June 30, 1998. Non-recurring employee stock compensation expense of $1.5 million was recorded in the three months ended June 30, 1998 related to stock options granted to certain employees.

RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Revenues. Revenues increased $10.1 million, or 50.2%, from $20.1 million for the six months ended June 30, 1997 to $30.2 million for the six months ended June 30, 1998, primarily as a result of a higher level of service activity and an increase in the number of new installation projects.

         Gross Profit. Gross profit increased $929,000, or 24.1%, from $3.9 million for the six months ended June 30, 1997 to $4.8 million for the six months ended June 30, 1998. As a percentage of revenues, gross profit decreased from 19.2% for the six months ended June 30, 1997 to 15.9% for the six months ended June 30, 1998, as a result of an increase in projects performed under cost-plus contracts, which generally have lower margins than design and build projects, and a significant increase in replacement and design, engineering and installation projects, which also generally have lower margins.

         Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $328,000, or 12.9%, from $2.5 million for the six months ended June 30, 1997 to $2.9 million for the six months ended June 30, 1998. As a percentage of revenues, selling, general and administrative expenses decreased from 12.7% for the six months ended June 30, 1997 to 9.5% for the six months ended June 30, 1998. Excluding compensation differential of $181,000 for the six months ended June 30, 1997 and $181,000 for the six months ended June 30, 1998, selling, general and administrative expenses as a percentage of revenues decreased from 11.8% to 8.9%, as revenues increased without a commensurate increase in infrastructure. In addition, non-recurring employee stock compensation expense of $1.5 million was recorded in the six months ended June 30, 1998 related to stock options granted to certain employees.

LIQUIDITY AND CAPITAL RESOURCES

         Brandt generated approximately $135,000 in net cash from operating activities for the six months ended June 30, 1998. The increase in costs in excess of billings of $1.1 million and the decrease in billings in excess of costs of $1.7 million were offset by a decrease in accounts receivable of $775,000 and an increase in net income, as adjusted for non-cash income and expense items. Brandt used $2.9 million in financing activities for the six months ended June 30, 1998 for distributions to stockholders.

         At June 30, 1998, Brandt had working capital of $4.8 million and no long-term debt.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         Not Applicable.

                              ENFINITY CORPORATION
                          PART II FINANCIAL INFORMATION


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

   (b) Reports on Form 8-K

       None.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ENFINITY CORPORATION

                            By: /s/ MARTY R. KITTRELL
                                    -----------------

                                    MARTY R. KITTRELL
                                    EXECUTIVE VICE PRESIDENT
                                    AND CHIEF FINANCIAL OFFICER
                                    (Principal Financial Officer)


Dated:  September 18, 1998